Form 10-Q
period 2002-09-30
PACIFIC ENERGY PARTNERS LP
filed 2002-11-14
CIK 1168397

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                              to

Commission File Number 1-313345

PACIFIC ENERGY PARTNERS, L.P.
(Exact name of registrant as specified in its charter)

DELAWARE	68-0490580
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5900 Cherry Avenue
Long Beach, CA 90805
(Address of principal executive offices)

(562) 728-2800
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The number of the registrant's Common Units held by non-affiliates and outstanding at October 31, 2002 was 8,577,500.

PACIFIC ENERGY PARTNERS, L.P.
Successor to Pacific Energy (Predecessor)

FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PACIFIC ENERGY PARTNERS, L.P. (Note 1)

Successor to Pacific Energy (Predecessor)

COMBINED CONDENSED BALANCE SHEETS

(in thousands)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,951	$9,511
Crude oil sales receivable	33,491	21,538
Transportation accounts receivable	11,732	5,770
Due from related party (note 5)	—	108
Crude oil inventory	1,210	2,292
Spare parts inventory	445	445
Prepaid expenses	3,845	1,684
Other	552	470

Total current assets	72,226	41,818
Property and equipment, net	409,982	311,889
Investment in Frontier	8,886	9,444
Due from related parties (note 5)	—	11
Other assets	7,178	11,231

	$498,272	$374,393

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$3,496	$788
Accrued crude oil purchases	28,927	22,049
Provision for right-of-way costs (note 6)	3,248	3,196
Accrued power costs	1,801	1,634
Accrued interest payable	2,477	841
Due to related parties (note 5)	1,089	—
Provision for loss on rate case litigation (note 10)	—	1,500
Other	6,772	2,969

Total current liabilities	47,810	32,977
Long-term debt (note 8)	225,000	181,333
Due to related parties (note 5)	—	122
Derivatives liability (note 3)	6,798	—
Other liabilities (note 10)	2,600	2,600
Accumulated other comprehensive loss	(6,798)	—
Partners' Capital (net parent investment)	222,862	157,361
Commitments and contingencies (note 10)

	$498,272	$374,393

See accompanying notes to combined condensed financial statements.

PACIFIC ENERGY PARTNERS, L.P. (Note 1)

Successor to Pacific Energy (Predecessor)

COMBINED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit amounts)

	Three Months Ended			Nine Months Ended
	September 30, 2002		September 30, 2001	September 30, 2002	September 30, 2001
Pipeline transportation revenue	$26,602		$15,966	$75,391	$50,220
Crude oil sales, net of purchases of $94,878 and $88,794 for the quarter ended September 30, 2002 and 2001 and $235,948 and $88,794 for the nine months ended September 30, 2002 and 2001, respectively	4,770		4,013	14,904	4,013

Net revenues before operating expenses	31,372		19,979	90,295	54,233

Expenses:
Operating	12,833		9,902	37,100	24,483
Transition costs (note 3)	699		114	2,676	114
General and administrative	2,338		1,001	5,907	3,032
Depreciation and amortization	4,307		2,809	11,711	8,739

	20,177		13,826	57,394	36,368

Share of net income of Frontier	471		406	966	1,183

Operating income	11,666		6,559	33,867	19,048
Other income	135		122	387	401
Interest income	65		63	314	263
Interest expense	(3,508)		(2,031)	(7,398)	(8,628)

Net income	$8,358		$4,713	$27,170	$11,084

Net income for the general partner interest for the period from July 26 through September 30, 2002	$108

Net income for the limited partner interests for the period from July 26 through September 30, 2002	$5,305

Weighted average limited partner units for the period from July 26 through September 30, 2002	20,930	*

Net income per limited partner unit	$0.25

*
Based on 20,930,000 weighted average units outstanding which include 1,865,000 common and 10,465,000 subordinated units held by the General Partner.

See accompanying notes to combined condensed financial statements.

PACIFIC ENERGY PARTNERS, L.P. (Note 1)

Successor to Pacific Energy (Predecessor)

COMBINED CONDENSED STATEMENTS OF PARTNERS' CAPITAL

(Unaudited)

(in thousands)

		Limited Partner Interests					Accumulated Other Comprehensive Loss
	Net Parent Investment					General Partner Interest
		Units		Amounts				Total
Balance, December 31, 2000	$117,528	—		$—		$—	$—	$117,528
Capital contributions of members	90,649	—		—		—	—	90,649
Purchase of BP interest in joint venture	(43,607)	—		—		—	—	(43,607)
Distributions to members	(22,816)	—		—		—	—	(22,816)
Net income for the period of January 1—December 31, 2001	15,607	—		—		—	—	15,607

Balance, December 31, 2001	$157,361	—		$—		$—	$—	$157,361
Capital contributions of members	8,770	—		—		—	—	8,770
Distributions to members	(16,000)	—		—		—	—	(16,000)
Net income for the period of January 1—July 25, 2002	21,757	—		—		—	—	21,757

Balance, July 26, 2002	$171,888	—		$—		$—	$—	$171,888
Formation of limited partnership	(171,888)	—		—		171,888	—	—
Proceeds from offering of limited partner interests, net	—	20,930	*	150,642	**	—	—	150,642
Distribution to general partner	—	—		—		(105,081)	—	(105,081)
Comprehensive loss:
Net income for the period of July 26—September 30, 2002	—	—		5,305		108	—	5,413
Change in fair value of interest rate hedging derivatives (note 3)	—	—		—		—	(6,798)	(6,798)

Total comprehensive loss								(1,385)

Balance, September 30, 2002	$—	20,930		$155,947		$66,915	$(6,798)	$216,064

*
Based on 20,930,000 units issued and outstanding for the period from July 26 through September 30, 2002 which include 1,865,000 common and 10,465,000 subordinated units held by the General Partner.

**
The net proceeds are based on the issuance of 8,600,000 common units to the public.

See accompanying notes to combined condensed financial statements.

PACIFIC ENERGY PARTNERS, L.P. (Note 1)

Successor to Pacific Energy (Predecessor)

COMBINED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Nine Months Ended
	September 30, 2002	September 30, 2001
Cash flows from operating activities:
Net income	$27,170	$11,084
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,711	8,739
Share of net income of Frontier	(966)	(1,183)
Payment for loss on rate case litigation	(1,500)	—
Net Changes in operating assets and liabilities:
Crude oil sales receivable	(11,953)	(46,817)
Transportation accounts receivable	(5,962)	162
Due to related party	1,197	859
Crude oil inventory	1,082	(8,663)
Spare parts inventory	—	459
Prepaid expenses	(1,861)	(2,197)
Other current and non-current assets	(6,373)	(468)
Accounts payable	2,708	48,758
Accrued crude oil purchases	6,878	—
Provision for right-of-way costs	52	—
Accrued power costs	167	982
Accrued interest payable	1,636	(3,092)
Distributions from Frontier, net	1,337	975
Other current and non-current liabilities	3,803	5,497

Net cash provided by operating activities	29,126	15,095
Cash flows from investing activities:
Additions to property and equipment	(3,461)	(3,794)
Acquisition of pipeline assets	(96,049)	(9,810)

Net cash used in investing activities	(99,510)	(13,604)
Cash flows from financing activities:
Proceeds from note payable to bank	312,000	—
Repayment of note payable to bank	(268,333)	—
Proceeds from issuance of common units	167,700	—
Common unit issuance and registration costs	(17,058)	—
Capital contributions of members	8,770	10,620
Distributions to members	(16,000)	(17,199)
Distributions to general partner	(105,081)	—
Due from related party	(174)	(1,243)

Net cash provided by (used in) financing activities	81,824	(7,822)
Net increase (decrease) in cash and cash equivalents	$11,440	$(6,331)
Cash and cash equivalents, beginning of period	9,511	12,264

Cash and cash equivalents, end of period	$20,951	$5,933

Supplemental disclosure—cash paid for interest during the period	$4,691	$11,676

See accompanying notes to combined condensed financial statements.

PACIFIC ENERGY PARTNERS, L.P.

Successor to Pacific Energy (Predecessor)

NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS

September 30, 2002

(Unaudited)

1.    Basis of Presentation

        On July 26, 2002, Pacific Energy Partners, L.P. (the "Partnership") completed an initial public offering of common units representing limited partner interests in the Partnership. The Partnership, which was formed by The Anschutz Corporation ("TAC") in February 2002, and its subsidiaries are engaged in gathering, blending, transporting, storing and distributing crude oil.

        TAC, through Pacific Energy GP, Inc., an indirect, wholly-owned subsidiary of TAC and the general partner of the Partnership (the "General Partner"), conveyed to the Partnership its ownership interests in Pacific Energy Group LLC ("PEG"), whose subsidiaries consist of (i) Pacific Pipeline System LLC ("PPS"), owner of Line 2000 and the Line 63 system, (ii) Pacific Marketing and Transportation LLC ("PMT"), (iii) Rocky Mountain Pipeline System LLC ("RMP"), owner of the Western Corridor system and the Salt Lake City Core system assets purchased from an affiliate of BP plc on March 1, 2002, (iv) Anschutz Ranch East Pipeline LLC ("AREPI"), owner of AREPI pipeline and successor to Anschutz Ranch East Pipeline, Inc., and (v) Ranch Pipeline LLC ("RPL"), the owner of a 22.22% partnership interest in Frontier Pipeline Company ("Frontier") and successor to Ranch Pipeline, Inc., in exchange for: (i) the continuation of its 2% general partner interest in the Partnership; (ii) incentive distribution rights (as defined in its partnership agreement); (iii) 1,865,000 common units; (iv) 10,465,000 subordinated units; and (v) the right to receive from the Partnership on the closing of the initial public offering a portion of the net proceeds from borrowings under PEG's term loan facility.

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

        The unaudited combined condensed financial statements present the Partnership as a single entity, separate from TAC, during the periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with Securities and Exchange Commission ("SEC") regulations. Accordingly, these statements have been condensed and do not include all of the information and footnotes required by accounting principles for complete financial statements. These statements involve the use of estimates and judgments where appropriate. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results of operations for the full year. The financial data for the year ended December 31, 2001 is derived from the audited combined financial statements of Pacific Energy (Predecessor). The financial data for the three months and nine months ended September 30, 2002 and 2001 is derived from the unaudited combined financial statements of Pacific Energy (Predecessor), through July 25, 2002 and for the Partnership thereafter.

        These financial statements should be read in conjunction with the Partnership's audited combined financial statements and notes thereto included in the Partnership's registration statement on Form S-1, as amended, (SEC File No.: 333-84812) dated July 22, 2002.

2.    Description of Business History

        PEG was formed in August 2001, and at September 30, 2002 owned 100% of PPS, PMT, RMP, AREPI and RPL. PPS owns and operates Line 2000 and the Line 63 system. Line 2000 is a 130-mile crude oil pipeline that extends from Kern County in the San Joaquin Valley of California to the Los Angeles Basin where it has direct and indirect connections to various refineries and terminal facilities. Line 2000 has permitted annual average throughput capacity of 130,000 barrels per day ("bpd").

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

        The Line 63 system includes a 107-mile crude oil pipeline capable of shipping approximately 105,000 bpd from the San Joaquin Valley to various refineries and delivery points in the Los Angeles Basin. The Line 63 system also includes approximately 1.2 million barrels of storage capacity as well as various gathering and distribution lines in the San Joaquin Valley, crude oil distribution lines in the Los Angeles Basin and a distribution facility located in the Los Angeles Basin.

        PMT was formed in June 2001, in connection with the purchase of certain assets in the San Joaquin Valley from EOTT Energy Operating Limited Partnership for approximately $14.4 million. The assets acquired consist of 122 miles of intrastate crude oil gathering pipelines and six storage and blending facilities with approximately 254,000 barrels of storage capacity and blending capacity of up to 65,000 bpd as well as a base stock of crude oil. The purchase price was allocated among the fair values of the assets acquired and no goodwill resulted from this acquisition. The purchase price is subject to adjustment pursuant to a defined calculation based on gross margin for the 24 months following the acquisition. Depending on the amount of this cash flow, the purchase price could decrease by up to $1.5 million or increase by up to $7.5 million. Based on such cash flows through September 30, 2002, management does not presently expect that any additional consideration will be paid.

        RMP was formed in December 2001 in connection with the March 1, 2002 acquisition of certain pipeline and related assets located in the Rocky Mountain region from an affiliate of BP plc for approximately $107.0 million. The assets acquired consist of various ownership interests in 1,925 miles of intrastate and interstate crude oil transportation pipelines, 209 miles of gathering pipelines and 29 storage tanks with approximately 1.4 million barrels of storage capacity. The purchase price was allocated among the fair values of the assets acquired, and no goodwill resulted from this acquisition.

        AREPI, which was transferred to PEG on July 12, 2002 in preparation for the Partnership's initial public offering, owns and operates a 42-mile crude oil pipeline with a throughput capacity of approximately 52,500 bpd. This pipeline originates 21 miles south of Evanston, Wyoming at Ranch Station, Utah where it connects with the Frontier pipeline (discussed below) and terminates at Kimball Junction, Utah, where it connects with a ChevronTexaco pipeline that serves the Salt Lake City refineries.

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

3.    Significant Accounting Policies

  Revenue Recognition

        Transportation revenue is recognized when the transported crude oil volumes are delivered to a tariff destination point.

        The California Public Utilities Commission ("CPUC") regulates PPS's common carrier crude oil pipeline operations. Tariffs on Line 2000 are market-based, meaning such tariffs are established based on market considerations subject to certain contractual constraints. Tariffs on Line 63 are cost-of-service based, meaning such tariffs are developed based on the various costs to operate and maintain the pipeline as well as a charge for depreciation of the capital investment in the pipeline and an authorized rate of return.

        AREPI is a common carrier pursuant to the regulations of the Federal Energy Regulatory Commission ("FERC"). AREPI transports crude oil under various cost-based tariffs at published rates, depending on the type and quality of the crude oil.

        RMP is an interstate and intrastate common carrier pipeline, and its tariffs are regulated by the FERC and the Wyoming Public Service Commission, respectively.

        Crude oil sales are recognized when the crude oil is delivered to the purchaser.

  Transition Costs

        Transition costs include one-time costs incurred by us in connection with the transition of the operations of acquired assets from the seller to us and one-time payments made to BP and EOTT to provide certain interim operations support and financial system services related to the acquisitions of BP's Western Corridor system and the Salt Lake City Core system assets and EOTT's gathering and blending assets.

  Derivative Instruments

        The Partnership uses, on a limited basis, certain derivative instruments (principally futures and options) to hedge its minimal exposure to market price volatility related to its sales of crude oil. The Partnership does not engage in speculative derivative activities of any kind. Derivative instruments are included in other assets in the accompanying balance sheets. Changes in the fair value of the Partnership's derivatives related to crude oil sales are recognized in net income. For the nine months ended September 30, 2002, operating expenses include $226,000 related to changes in the fair value of PMT's derivative instruments for its marketing activities and pipeline transportation revenues are net of $184,000 related to changes in the fair value of PPS's derivative instruments for its pipeline loss allowance inventory.

        As of September 30, 2002, PEG has entered into five seven-year interest rate swap agreements totaling $140.0 million and two five-year interest rate swap agreements totaling $30.0 million. The Partnership designated these swaps as a hedge of its exposure to variability in future cash flows attributable to the LIBOR interest payments due on $170.0 million outstanding under the term loan facility. The average swap rate on this $170.0 million of debt is approximately 4.25% resulting in an all-in interest rate on the $170.0 million of approximately 7.00% (including the current applicable margin of 2.75%). Changes in the fair value of derivatives designated for hedging activities are recorded in other comprehensive losses, a component of partners' capital, but not reflected in the combined condensed statements of operations. For the nine months ended September 30, 2002, other comprehensive losses include $6.8 million related to the effective portion of derivative losses due to changes in the fair market value of these swap agreements.

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

4.    Pending Acquisition

        In February 2002, Holding, the General Partner's parent company, entered into an asset purchase agreement to acquire the crude oil terminal and pipeline assets of Edison Pipeline & Terminal Company ("EPTC"), a division of Southern California Edison Company (the "EPTC Assets") for approximately $158.2 million, plus potential increases for certain pre-closing adjustments, estimated to be $5.0 million to $10.0 million. This acquisition is subject to approval of the CPUC and the satisfaction of other conditions and is not expected to close until the first quarter of 2003. The EPTC Assets are located in the Los Angeles Basin. The purchase agreement was assigned to Pacific Terminals LLC, a wholly owned subsidiary of Holding. Pursuant to that certain Omnibus Agreement dated July 26, 2002, by and among the Partnership, Holding and certain other parties, Holding will contribute Pacific Terminals LLC to the Partnership prior to the completion of the acquisition of the EPTC Assets. The Partnership intends to finance this acquisition with a combination of proceeds from the issuance of additional units, including common units, and borrowings under PEG's revolving credit facility (see Note 8, Long-term Debt).

5.    Related Party Transactions

        A subsidiary of TAC is a shipper on Line 2000 and is charged published tariff rates. The Partnership charged this subsidiary approximately $1.8 million during the nine months ended September 30, 2002 and $171,000 during the nine months ended September 30, 2001. This subsidiary entered into agreements with a third party to purchase crude oil, ship it on Line 2000, and sell it in the Los Angeles Basin. The amounts included in accounts receivable were $293,000 at September 30, 2002 and $75,000 at December 31, 2001. As an original sponsor of the Line 2000 project, TAC and its subsidiaries qualify for participating shipper tariff rates on the pipeline.

        An affiliate of TAC is a shipper on AREPI pipeline and is charged published tariff rates. The Partnership charged this affiliate transportation fees of $23,000 during the nine months ended September 30, 2002 and $26,000 during the nine months ended September 30, 2001.

        APL owned a 26.5% ownership interest in PPS from May 1, 1999 through June 7, 2001 and was a related party of the Partnership during this period. The Partnership has entered into various agreements with APL whereby APL has provided operating services to the Partnership and leased facility space from the Partnership. The Partnership and APL also share certain facilities that support the operations of both companies. The cost of operating the shared facilities are allocated based on the percentage benefit obtained by each of the Partnership and APL. The Partnership paid APL $190,000 during the nine months ended September 30, 2002, and $184,000 for the nine months ended

September 30, 2001. The Partnership received $138,000 from APL during the nine months ended September 30, 2002 and $137,000 for the nine months ended September 30, 2001.

        Prior to April 1, 2002, TAC employed various personnel who worked directly on AREPI pipeline and provided other executive, accounting and administrative support. These employees continue to provide services to AREPI pipeline, but are now employed by the General Partner. For the nine months ended September 30, 2002, TAC charged the Partnership approximately $46,000 for salaries of the pipeline-related personnel and for various support services. For the nine months ended September 30, 2001, TAC charged the Partnership approximately $135,000 for salaries of the pipeline-related personnel and for various support services.

        On December 31, 2001, AREPI declared and paid dividends to TAC of $2.9 million. These dividends represented the amount of receivables due from TAC and its subsidiaries immediately prior to the dividends. For the nine months ended, September 30, 2002, PEG paid distributions to TAC of $16.0 million.

        PEG serves as the contract operator for Anschutz Wahsatch Gathering System, Inc. ("AWGS"), a wholly owned subsidiary of TAC that owns a natural gas gathering system in Wyoming. PEG provides executive and operating support required for AWGS. AWGS reimburses PEG for the salary and benefit costs incurred by the direct assigned field operating and maintenance personnel related to AWGS operations. In addition, AWGS pays an annual management fee of $300,000 to reimburse PEG for the portion of time spent by management and for other services, such as purchasing and engineering, as well as for other corporate overhead incurred by PEG related to AWGS activities. During the nine months ended September 30, 2002, PEG earned $225,000 in management fees, all of which was included in accounts receivable as of September 30, 2002.

        RMP is the operator of Frontier pipeline and performs certain management services on behalf of Frontier and earns management fees of $48,000 monthly, as adjusted for changes in the Producers' Price Index for industrial commodities and changes in the annual average wage for field personnel. During the nine months ended September 30, 2002, RMP earned $431,000 in management fees.

        At December 31, 2001 and July 26, 2002, TAC was providing letter-of-credit support for PMT activities totaling approximately $21.3 million and $15.8 million, respectively. PMT reimbursed TAC for its cost of providing these letters of credit. Following the formation of the Partnership, such letters of credit were replaced by letters of credit under the Partnership's $200.0 million revolving credit facility, which at September 30, 2002, totaled $15.6 million.

6.    Right-of-Way Obligations

        Pursuant to an easement agreement, Union Pacific Corporation ("UPC") provides the Partnership with access to its right-of-way for a portion of Line 2000 in return for an annual fee. The Partnership paid UPC fees under this agreement of $1.7 million during the nine months ended September 30, 2002. The agreement provides for an easement, subject to a rental revision every five years based on a prescribed formula. The annual rental was subject to this revision on March 31, 2002. As of November 14, 2002, the rental revision had not been finalized. TAC owns less than 3% of UPC.

7.    Partners' Capital

        On July 26, 2002, the Partnership completed its initial public offering of 8,600,000 common units representing limited partner interests at a price of $19.50 per common unit. Total proceeds from the sale of the 8,600,000 units were $167.7 million, before offering costs and underwriting commissions. Concurrent with the closing of the initial public offering, PEG, the Partnership's operating company, entered into a $425.0 million credit agreement with a syndicate of financial institutions led by Fleet National Bank, that provides for a five-year $200.0 million senior secured revolving credit facility and a seven-year $225.0 million senior secured term loan facility. On July 26, 2002, PEG borrowed $225.0 million under the term loan facility. The $200.0 million revolving credit facility is currently undrawn except for the letters of credit totaling $15.6 million at September 30, 2002. (See Note 8, Long-term Debt)

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

8.    Long-term Debt

        The Partnership's long-term debt obligations at December 31, 2001, shown below, were refinanced in July 2002 in connection with the Partnership's initial public offering of common units and its borrowing under PEG's $225.0 million term loan facility (in millions):

	September 30, 2002	December 31, 2001
Note Payable to Citibank	$—	$176.4
Note Payable to Affiliate	—	4.9
Senior Secured Term Loan Facility	225.0	—

	$225.0	$181.3

        The $200.0 million revolving credit facility is available for general partnership purposes, including working capital, letters of credit and distributions to unitholders and to finance future acquisitions, including the pending acquisition of the EPTC Assets (see Note 4, Pending Acquisition). The revolving credit facility has a borrowing sublimit of $45.0 million for working capital, letters of credit and partnership distributions to unitholders.

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

        At September 30, 2002, the Partnership had letters of credit totaling $15.6 million, for PMT activities, which were supported by the Partnership's new $200.0 million revolving credit facility. The details of the debt obligations at December 31, 2001 are set forth in the financial statements and notes thereto contained in the Partnership's registration statement on Form S-1, as amended, filed with the SEC and effective July 22, 2002.

        As of September 30, 2002, PEG has entered into five seven-year interest rate swap agreements totaling $140.0 million and two five-year interest rate swap agreements totaling $30.0 million. The Partnership designated these swaps as a hedge of its exposure to variability in future cash flows attributable to the LIBOR interest payments due on $170.0 million outstanding under the term loan facility. The average swap rate on this $170.0 million of debt is approximately 4.25% resulting in an all-in interest rate on the $170.0 million of approximately 7.00% (including the current applicable margin of 2.75%). Changes in the fair value of derivatives designated for hedging activities are recorded in other comprehensive losses, a component of partners' capital, but not reflected in the combined condensed statements of operations. For the nine months ended September 30, 2002, other comprehensive losses include $6.8 million related to the effective portion of derivative losses due to changes in the fair market value of these swap agreements.

9.    Segment Information

        The Partnership's business and operations are organized into two regional operating units: West Coast operations and Rocky Mountain operations. Information regarding these two operating units is summarized below:

	West Coast	Rocky Mountain	Total
	(unaudited) (in thousands)
Nine Months Ended September 30, 2002
Transportation revenues:
Unaffiliated customers	$46,435	$26,693	$73,128
Affiliates	1,862	401	2,263
Crude oil sales, net	14,904	—	14,904
Share of net income of Frontier	—	966	966
Depreciation	8,387	3,324	11,711
Operating income	25,156	8,711	33,867
Capital expenditures	2,102	1,359	3,461
Identifiable assets	362,616	135,656	498,272
Nine Months Ended September 30, 2001
Transportation revenues:
Unaffiliated customers	$46,186	$3,846	$50,032
Affiliates	171	17	188
Crude oil sales, net	4,013	—	4,013
Share of net income of Frontier	—	1,183	1,183
Depreciation	8,385	354	8,739
Operating income	15,960	3,088	19,048
Capital expenditures	3,740	54	3,794
Identifiable assets	375,327	8,285	383,612

10.  Commitments and Contingencies

        In March 2002, AREPI settled a rate case litigation matter that was before the FERC. Two shippers had filed complaints challenging rates contained in a joint tariff in which AREPI was a participating joint carrier as well as the rates contained in local tariffs filed by AREPI. AREPI recorded a provision in 2001 of $1.5 million related to this settlement, which was paid in 2002.

        The Partnership is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or that otherwise relate to the protection of the environment. The Partnership currently has known environmental conditions that will require remediation. The accrued liability for environmental remediation for known conditions was $2.6 million at December 31, 2001 and September 30, 2002 and was classified in the combined balance sheets within other liabilities.

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

11.  Subsequent Event

        On October 18, 2002, the Partnership declared an initial pro-rated cash distribution of $0.3368 per limited partner unit, payable on November 14, 2002 to unitholders of record as of October 31, 2002. This distribution is equivalent to a full-quarter distribution of $0.4625 per limited partner unit pro-rated for the period from July 26, 2002, the date of closing of the initial public offering of common units, through September 30, 2002.

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

Introduction

        The following discussion of the financial condition and results of operations of Pacific Energy Partners, the successor to Pacific Energy (Predecessor) (as defined below) should be read together with the combined financial statements and the notes thereto set forth elsewhere in this report. The discussion set forth in this section pertains to the combined financial position, results of operations and cash flows of, as well as equity investment in, the Partnership and its 100% ownership interest in Pacific Energy Group LLC ("PEG") whose subsidiaries consist of (i) Pacific Pipeline System LLC ("PPS"), owner of Line 2000 and the Line 63 system, (ii) Pacific Marketing and Transportation LLC ("PMT"), (iii) Rocky Mountain Pipeline System LLC ("RMP"), owner of the Western Corridor system and the Salt Lake City Core system assets purchased from an affiliate of BP plc on March 1, 2002, (iv) Anschutz Ranch East Pipeline LLC ("AREPI"), owner of AREPI pipeline and successor to Anschutz Ranch East Pipeline, Inc., and (v) Ranch Pipeline LLC ("RPL"), the owner of a 22.22% partnership interest in Frontier Pipeline Company ("Frontier") and successor to Ranch Pipeline, Inc. PPS, PMT, RMP, AREPI and RPL, are subsidiaries of PEG and together constitute our predecessor, which is referred to herein as "Pacific Energy (Predecessor)" or the "Predecessor". The financial data and results of operations of each of PPS, PMT, RMP, AREPI and RPL are presented on a combined basis as our financial data and results of operations as successor to Pacific Energy (Predecessor). This discussion does not include any financial data from the EPTC assets we expect to acquire from Southern California Edison Company in the first quarter of 2003.

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

        The tariff rates are charged to the customer upon delivery of the crude oil to its ultimate delivery point. The tariff rates charged on Line 2000 and Line 63 are regulated by the California Public Utilities Commission. Line 2000 has market-based tariff rates. Competition, as well as certain contractual limitations, determine the tariff rates we charge on Line 2000. Tariff rates on Line 63 are established using a cost-based methodology, which, among other things, allows for a regulated rate of return on the depreciated, historical cost of the assets.

        The tariff rates charged on AREPI pipeline and Frontier pipeline are regulated by the Federal Energy Regulatory Commission ("FERC") under a cost-based rate methodology. Pursuant to recent settlements of tariff rate case litigation before the FERC, AREPI and Frontier agreed to reduce certain local tariff rates on AREPI pipeline and Frontier pipeline as well as their respective portions of the post-complaint rates under a joint tariff that had been filed by Express pipeline (which was subsequently cancelled). The FERC and the Wyoming Public Service Commission regulate tariffs on the Western Corridor and Salt Lake City Core systems on a cost-based methodology. We also purchase crude oil produced in the San Joaquin Valley for subsequent blending, transportation and resale primarily in the Los Angeles Basin.

        Generally, the operating expenses we incur are relatively unrelated to throughput and include maintenance, insurance, control systems, telecommunications, field and support personnel, rights-of-way and depreciation. Other operating expenses, such as fuel and power costs to run the various pump stations along our pipelines, fluctuate with throughput.

        The Partnership does not have any employees; all employees are employed by our general partner, Pacific Energy GP, Inc. (the "General Partner"). Therefore, all direct general and administrative expenses incurred by our General Partner will be charged to us as incurred. In addition, the General Partner also provides personnel and services to PEG, the contract operator of the Anschutz Wahsatch Gathering System and to RMP, the contract operator for Frontier. TAC will continue to provide certain services to us. All direct and reasonable costs incurred by TAC, on our behalf, will be charged to us.

        This report on Form 10-Q should be read in conjunction with the Partnership's registration statement on Form S-1, as amended, filed with the SEC in connection with our initial public offering which closed July 26, 2002. Our registration statement includes a discussion of risk factors to which reference is also made.

Results of Operations

        The table below sets forth certain unaudited segment operating results by regional operating unit for the three and nine months ended September 30, 2002 and 2001:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited) (in thousands)
Segment Operating Income
West Coast Operations
Pipeline transportation revenues:
Unaffiliated customers	$15,090	$14,727	$46,435	$46,186
Affiliates	190	—	1,862	171

Total pipeline transportation revenues	15,280	14,727	48,297	46,357
Crude oil sales, net of purchases	4,770	4,013	14,904	4,013

Net revenues before operating expenses	20,050	18,740	63,201	50,370

Expenses:
Operating	7,641	9,553	25,217	23,487
General and administrative	1,899	837	4,315	2,424
Transition costs	10	114	126	114
Depreciation	2,894	2,692	8,387	8,385

Total expenses	12,444	13,196	38,045	34,410

Operating income	$7,606	$5,544	$25,156	$15,960

Rocky Mountain Operations
Pipeline transportation revenues:
Unaffiliated customers	$11,315	$1,239	$26,693	$3,846
Affiliates	7	—	401	17

Total pipeline transportation revenues	11,322	1,239	27,094	3,863
Expenses:
Operating	5,192	349	11,883	996
General and administrative	439	164	1,592	608
Transition costs	689	—	2,550	—
Depreciation	1,413	117	3,324	354

Total expenses	7,733	630	19,349	1,958

Share of net income of Frontier	471	406	966	1,183

Operating income	$4,060	$1,015	$8,711	$3,088

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited) (bpd, in thousands)
Segment Volumes
West Coast Operations
Pipeline throughput	153.7	150.8	165.2	155.5
Gathered and blended volumes	40.5	39.1	40.0	39.1
Rocky Mountain Operations
Salt Lake City Core system throughput	74.1	—	71.7	—
Western Corridor system throughput	13.4	—	15.1	—
AREPI pipeline throughput	46.7	43.3	48.7	40.0
Frontier pipeline throughput	46.6	40.7	44.2	38.7

  Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

        Our combined net income was $8.4 million in the third quarter of 2002 compared with $4.7 million in the third quarter of 2001. The 2002 third quarter results include the benefit of the acquisition of the PMT assets on July 1, 2001 and the acquisition of the Western Corridor system and Salt Lake City Core system assets on March 1, 2002, as well as higher volumes and tariffs on Line 2000 and the Line 63 system.

        Pipeline Transportation Revenues.    Combined pipeline transportation revenues totaled $26.6 million for the three months ended September 30, 2002 compared to $16.0 million for the comparable period in 2001, an increase of $10.6 million, or 66%. This increase was associated primarily with our Rocky Mountain operations, where revenues increased by $10.1 million compared to the comparable period in 2001 due to revenue generated by the Western Corridor system and the Salt Lake City Core system assets which were acquired on March 1, 2002. In addition, pipeline transportation revenue from our West Coast operations increased by $553,000, compared to the comparable period in 2001. The West Coast pipeline transportation revenue increase was due to an increase in long-haul throughput volumes of approximately 2,900 barrels per day ("bpd"), or 2%, and an increase in average tariff rates. Strong refinery demand for crude oil by the Los Angeles Basin refiners and the absence of any significant refinery or production outages account for the increased volumes compared to 2001.

        Crude Oil Sales, net.    On July 1, 2001, we acquired the PMT gathering and blending system from EOTT, which generated net revenue before operating expenses for the three months ended September 30, 2002 of $4.8 million on total sales of $99.6 million. For the three months ended September 30, 2001, PMT generated net revenue before operating expenses of $4.0 million on total sales of $92.8 million. We consider this activity to be ancillary to our pipeline transportation operations.

        Operating Expenses.    Combined operating expenses totaled $12.8 million for the three months ended September 30, 2002 compared to $9.9 million for the comparable period in 2001, an increase of $2.9 million or 29%. Our Rocky Mountain operations had a $4.8 million increase in operating expenses, which was offset by a $1.9 million decrease in operating expenses for our West Coast operations. The increase in operating expenses related to our Rocky Mountain operations was due to the operating expenses associated with the Western Corridor system and the Salt Lake City Core system assets, acquired on March 1, 2002.

        General and Administrative Expense.    Combined general and administrative ("G&A") expenses were $2.3 million for the three months ended September 30, 2002 compared to $1.0 million for the comparable period in 2001, an increase of $1.3 million, or 130%. G&A expenses associated with our West Coast operations accounted for $1.1 million of this increase and were attributable to several factors including additional corporate development expenses associated with staff additions to investigate and pursue strategic acquisitions and growth projects and incremental G&A associated with the PMT gathering and blending system. The remainder of the increase is associated with our Rocky Mountain operations, primarily due to the acquisition of the Western Corridor system and the Salt Lake City Core system assets.

        Depreciation and Amortization Expenses.    Combined depreciation and amortization expense was $4.3 million for the three months ended September 30, 2002, compared to $2.8 million for the comparable period in 2001, an increase of $1.5 million, or 54%. Depreciation expense associated with the Rocky Mountain assets increased by $1.3 million due to the acquisition of the Western Corridor system and the Salt Lake City Core system assets.

        Interest Expense.    Interest expense was $3.5 million for the three months ended September 30, 2002, compared to $2.0 million for the comparable period in 2001, an increase of $1.5 million, or 75%. This increase was due to larger average daily debt balances as well as higher average borrowing rates partially due to the interest rate swap agreements. The interest rate on outstanding borrowings during the three months ended September 30, 2002 averaged 5.9% compared to 4.6% during the comparable period in 2001. The average daily debt balance was $237.2 million during the three months ended September 30, 2002 as compared to $176.4 million in the comparable period of 2001, due to additional borrowings on March 1, 2002 related to the acquisition of the Western Corridor system and the Salt Lake City Core system assets.

        Share of Net Income of Frontier.    Our share of net income of Frontier was $471,000 for the three months ended September 30, 2002, compared to $406,000 for the comparable period in 2001. This increase was due to the increase in December 2001 in our ownership interest from 12.5% to 22.22% which offset the effects of lower tariff rates in 2002.

  Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

        Combined net income for the nine-month period ending September 30, 2002 was $27.2 million compared with $11.1 million for the comparable period in 2001. This $16.1 million improvement was due to the ownership of the PMT assets for the full nine-month period in 2002 compared to only three months in 2001 (the assets were acquired on July 1, 2001), and the acquisition of the Western Corridor system and Salt Lake City Core system assets on March 1, 2002, higher volumes and tariffs on Line 2000 and the Line 63 system and lower interest expense.

        Pipeline Transportation Revenues.    Combined pipeline transportation revenues totaled $75.4 million for the nine months ended September 30, 2002 compared to $50.2 million for the comparable period in 2001, an increase of $25.2 million, or 50%. This increase was associated primarily with our Rocky Mountain operations, where revenues increased by $23.2 million due to revenue generated by the Western Corridor system and the Salt Lake City Core system assets. In addition, pipeline transportation revenue from our West Coast operations increased by $1.9 million compared to the comparable period in 2001. West Coast revenues during the six months ended September 30, 2002 are net of a $2.9 million elimination related to pipeline transportation revenues that were previously charged to EOTT as a third party during the first six months of 2001. The West Coast pipeline transportation revenue increase was due to the increase in long-haul throughput volumes of approximately 9,700 bpd, or 6%, and an increase in average tariff rates. Strong refinery demand for crude oil by the Los Angeles Basin refiners and the absence of any significant refinery or production outages in our delivery market account for the increased volumes compared to 2001.

        Crude Oil Sales, net.    On July 1, 2001, we acquired the PMT gathering and blending assets which generated net revenue before operating expenses for the nine-month period ended September 30, 2002 of $14.9 million on total sales of $250.9 million. For the nine months ended September 30, 2001, PMT generated net revenue before operating expenses of $4.0 million on total sales of $92.8 million. We consider this activity to be ancillary to our pipeline transportation operations.

        Operating Expenses.    Combined operating expenses totaled $37.1 million for the nine months ended September 30, 2002 compared to $24.5 million for the comparable period in 2001, an increase of $12.6 million, or 51%. This increase was related primarily to our Rocky Mountain operations where operating expenses increased by $10.9 million due to the acquisition of the Western Corridor system and the Salt Lake City Core system assets. Operating expenses for our West Coast operations increased by $1.7 million. This increase was principally due to field operating, blending, trucking and marketing expenses related to our PMT gathering and blending system.

        General and Administrative Expense.    Combined G&A expenses were $5.9 million for the nine months ended September 30, 2002 compared to $3.0 million for the comparable period in 2001, an increase of $2.9 million, or 97%. The $1.9 million increase in G&A expenses associated with our West Coast operations related to corporate development expenses and expenses relating to our gathering and blending operations, while the acquisition of the Western Corridor system and the Salt Lake City Core system assets accounts for the increase in our Rocky Mountain operations.

        Depreciation Expense.    Combined depreciation expense was $11.7 million for the nine months ended September 30, 2002 compared to $8.7 million during the comparable period in 2001, an increase of $3.0 million or 34%. This increase consists of $3.0 million related to the acquisition of the Western Corridor and the Salt Lake City core system assets.

        Interest Expense.    Interest expense was $7.4 million for the nine months ended September 30, 2002 compared to $8.6 million for the comparable period in 2001, a decrease of $1.2 million or 14%. This decrease was due to lower average borrowing rates during the first nine months of 2002 offset by an increase in the average daily debt balances. The interest rate on outstanding borrowings during the nine months ended September 30, 2002 averaged 4.1% compared to 5.4% for the comparable period in 2001. The average daily debt balance was $239.1 million during the nine months ended September 30, 2002 as compared to $213.0 million in the comparable period of 2001. This increase was due to the additional borrowings on March 1, 2002 of $87.0 million related to the acquisition of the Western Corridor system and the Salt Lake City Core system assets partially offset by the repayment of $63.6 million on June 7, 2001 in conjunction with our acquisition of ARCO Pipe Line Company's 26.5% ownership interest in PPS.

        Share of Net Income of Frontier.    Our share of Frontier's net income was $966,000 for the nine months ended September 30, 2002 compared to $1.2 million for the comparable period in 2001. This decrease was due to lower tariff revenue and payment of rate case settlement costs by Frontier which were partially offset by the increase in our ownership interest from 12.5% to 22.22% in December 2001.

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

        On October 18, 2002, we declared an initial pro-rated cash distribution of $0.3368 per limited partner unit, payable on November 14, 2002 to unitholders of record as of October 31, 2002. This distribution is equivalent to a full-quarter distribution of $0.4625 per limited partner unit pro-rated for the period from July 26, 2002, the date of closing of the initial public offering of common units, through September 30, 2002.

  Operating, Investing and Financing Activities

        Net cash provided by operating activities was $29.1 million for the nine months ended September 30, 2002 compared to $15.1 million for the comparable period in 2001, an increase of $14.0 million or 93%. This increase was primarily associated with the increase in net income and changes in certain working capital items primarily related to the acquisition of PMT and the Western Corridor system and Salt Lake City Core system assets as well as increased net income from PPS.

        Net cash used in investing activities for the nine months ended September 30, 2002 and 2001 was $99.5 million and $13.6 million, respectively. This increase was primarily associated with the closing of the acquisition of the Western Corridor system and Salt Lake City Core system assets on March 1, 2002. Capital expenditures were $3.5 million for the nine months ended September 30, 2002, of which $1.8 million related to maintenance projects and $1.7 million related to expansion. Capital expenditures were $3.8 million for the nine months ended September 30, 2001, $2.7 million related to maintenance and $1.1 million related to expansion.

        Net cash from financing activities consisted of a net source of cash of $81.8 million for the nine months ended September 30, 2002 and a net use of cash of $7.8 million for the nine months ended September 30, 2001. Distributions to members of PEG for the nine months ended September 30, 2002 and 2001 were $16.0 million and $17.2 million, respectively. Capital contributed by members of PEG for the nine months ended September 30, 2002 and 2001 was $8.8 million and $10.6 million, respectively. The $43.7 million in net proceeds from notes payable were used to fund the acquisition of the Western Corridor system and the Salt Lake City Core system assets in March 2002. The $167.7 million in proceeds from the issuance of common units were used to pay underwriting discounts, professional fees and other offering costs and to repay $153.7 million debt. The $225.0 million in proceeds from the term loan facility were used to pay debt issuance costs, repay $114.6 million in debt and to fund distributions of $105.1 million to the General Partner.

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

        We expect to complete the acquisition of the EPTC assets in the first quarter of 2003. The purchase price for the EPTC assets is $158.2 million, plus potential increases based on the value of certain pre-closing capital expenditures, displacement oil inventory, prepayments made by the seller relating to the purchased assets and warehouse inventory. We expect that these adjustments will be in the range of $5.0 million to $10.0 million. We intend to finance this acquisition with a combination of proceeds from the issuance of additional units, including common units, and borrowings under our revolving credit facility.

  Credit Facilities

        In connection with the completion of our initial public offering of common units, PEG, our operating company, entered into a new $425.0 million credit agreement with a syndicate of financial institutions led by Fleet National Bank, that provides for a five-year $200.0 million senior secured revolving credit facility and a seven-year $225.0 million senior secured term loan facility. On July 26, 2002, PEG borrowed $225.0 million under the term loan facility. The $200.0 million revolving credit facility is currently undrawn except for the letters of credit totaling $15.6 million at September 30, 2002.

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

        Indebtedness under the facilities bear interest at the Partnership's option, at either (i) the base rate, which is equal to the higher of the prime rate as announced by Fleet National Bank or the Federal Funds rate plus 0.50% (each plus an applicable margin ranging from 0% to 0.50% for the revolving credit facility and ranging from 0.50% to 0.75% for the term loan facility) or (ii) LIBOR plus an applicable margin for the revolving credit facility ranging from 1.25% to 2.50% and the term loan facility ranging from 2.50% to 2.75%. The applicable margins are subject to change based on the credit rating of the facilities or, if they are not rated, the credit rating of PEG. For a period of time, up to 270 days, subsequent to the completion of the acquisition of the EPTC assets, the applicable margin will increase by a margin which ranges from 0.375% to 0.625%. PEG will incur a per annum commitment fee margin which ranges from 0.25% to 0.50% in connection with the revolving credit facility. The credit agreement prevents PEG from declaring dividends or distributions if any event of default, as defined in the credit agreement, occurs or would result from such declaration. In addition, the credit agreement contains covenants limiting the ability of PEG and certain of its subsidiaries to, among other things:

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

        As of September 30, 2002, PEG has entered into five seven-year interest rate swap agreements totaling $140.0 million and two five-year interest rate swap agreements totaling $30.0 million. The Partnership designated these swaps as a hedge of its exposure to variability in future cash flows attributable to the LIBOR interest payments due on $170.0 million outstanding under the term loan facility. The average swap rate on this $170.0 million of debt is approximately 4.25% resulting in an all-in interest rate on the $170.0 million of approximately 7.00% (including the current applicable margin of 2.75%). Changes in the fair value of derivatives designated for hedging activities are recorded in other comprehensive losses, a component of partners' capital, but not reflected in the combined condensed statements of operations. For the nine months ended September 30, 2002, other comprehensive losses include $6.8 million related to the effective portion of derivative losses due to changes in the fair market value of these swap agreements.

Impact of Inflation

        Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the three and nine months ended September 30, 2002 and 2001.

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

Critical Accounting Policies

        Our combined condensed financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet as well as the reported amounts of revenues and expenses during the reporting period. We routinely make estimates and judgments about the carrying value of our assets and liabilities that are not readily apparent from other sources. Such estimates and judgments are evaluated and modified as necessary on an ongoing basis. We believe that of our significant accounting policies (see Note 3, Significant Accounting Policies, to our combined condensed financial statements), the following may involve a higher degree of judgment and complexity:

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

        We also adopted Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets" on January 1, 2002. SFAS 141 requires that the purchase method be used for all business combinations initiated after September 30, 2001. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The adoption of these standards did not have a material impact on our financial position or results of operations in 2002.

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

        Although we generally do not own the crude oil that we transport in our pipelines, we purchase some crude oil in the San Joaquin Valley for subsequent blending, transportation and resale primarily in the Los Angeles Basin. We use, on a limited basis, certain derivative instruments (principally futures and options) to hedge our exposure to market price volatility related to our sales of crude oil. We do not enter into speculative derivative transactions. The derivative instruments are included in other assets in the accompanying balance sheets. Changes in the fair value of our derivatives related to crude oil sales are recognized in net income. For the nine months ended September 30, 2002, operating expenses include $226,000 related to changes in the fair value of PMT's derivative instruments for our marketing activities and pipeline transportation revenues are net of $184,000 related to changes in the fair value of PPS's derivative instruments for our pipeline loss allowance inventory.

        As of September 30, 2002, PEG has entered into five seven-year interest rate swap agreements totaling $140.0 million and two five-year interest rate swap agreements totaling $30.0 million. The Partnership designated these swaps as a hedge of its exposure to variability in future cash flows attributable to the LIBOR interest payments due on $170.0 million outstanding under the term loan facility. The average swap rate on this $170.0 million of debt is approximately 4.25% resulting in an all-in interest rate on the $170.0 million of approximately 7.00% (including the current applicable margin of 2.75%). Changes in the fair value of derivatives designated for hedging activities are recorded in other comprehensive losses, a component of partners' capital, but not reflected in the combined condensed statements of operations. For the nine months ended September 30, 2002, other comprehensive losses include $6.8 million related to the effective portion of derivative losses due to changes in the fair market value of these swap agreements.

ITEM 4. Controls and Procedures

        (a)    Evaluation of disclosure controls and procedures.    Within 90 days before the filing of this Report, Irvin Toole, Jr., our Chief Executive Officer, and John D. Cook, our Controller, evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, they believe that:

  •
  our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

  •
  our disclosure controls and procedures were effective to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Controller, as appropriate to allow timely decisions regarding required disclosure.

        (b)    Changes in internal controls.    There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to their evaluation, nor have there been any corrective actions with regard to significant deficiencies or material weaknesses.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

        In January and February 2001, two shippers filed complaints with the FERC challenging the Frontier pipeline and AREPI pipeline portions of joint tariffs filed by Express Pipeline Partnership to which Frontier and AREPI were joint carriers and to rates contained in local tariffs filed by Frontier pipeline and AREPI pipeline.

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

        On March 19, 2002, we filed revised tariffs that reduced the rates we charge for interstate transportation service on the Western Corridor system. On April 15, 2002, Sinclair Oil Corporation ("Sinclair") filed a complaint with the FERC challenging these rates. In its complaint, Sinclair alleges that the reduced rates are unjust and unreasonable. Sinclair also alleges that the revised tariff rates are discriminatory in favor of Conoco, which owns an undivided interest in the pipelines that comprise the Western Corridor system. We are vigorously defending against the claims asserted by Sinclair and have filed a general denial of Sinclair's allegations with the FERC. We have also filed a motion asking the FERC to hold Sinclair's complaint in abeyance pending our filing of an application for market-based rates and the FERC's action thereon. We filed this application on July 22, 2002. Protests to our application for market-based rates were filed with the FERC by Sinclair, Tesoro Refining and Marketing Company, Phillips Petroleum Company and Chevron Products Company. These protests variously allege that our application incorrectly defined the relevant geographic and product markets and that, if such markets are properly defined, we should be found to have market power in those markets.

        On March 15, 2002, Sinclair filed a complaint with the Wyoming Public Service Commission ("PSC") alleging that RMP's common stream rules and specifications and RMP's refusal to prohibit certain types of crude oil diluents from the common stream, all in respect of the Big Horn segment of the Western Corridor system, are adverse to Sinclair and the public interest. In pre-hearing evidentiary pleadings filed in October 2002, Sinclair explicitly requested from the PSC an order requiring RMP to segregate certain crude oil types that are objectionable to Sinclair from the common stream. A hearing on Sinclair's complaint was held by the PSC in October 2002, and briefs are to be filed by the parties by January 15, 2003. No decision from the PSC is expected before the end of 2002. RMP intends to continue to vigorously defend against Sinclair's complaint, and while we cannot predict the outcome of this dispute, we do not expect it to have a material adverse effect on our business, financial condition or results of operations.

        We are subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or that otherwise relate to the protection of the environment. We currently have known environmental conditions that will require remediation. The accrued liability for environmental remediation for known conditions was $2.6 million at December 31, 2001 and at September 30, 2002 and was classified in the combined balance sheets within other liabilities.

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

        Although we may, from time to time, be involved in various litigation and claims arising out of its operations in the normal course of business, we are not currently a party to any legal proceedings, the resolution of which we expect to have a material adverse effect on its business, financial position, results of operations or liquidity.

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

ITEM 6. Exhibits and Reports on Form 8-K

(a)
The following documents are filed as exhibits to this quarterly filing:

Exhibit Number	Description
Exhibit 3.2	First Amended and Restated Agreement of Limited Partnership of Pacific Energy Partners, L.P. (incorporated by reference to Exhibit 3.2 to Pacific Energy Partners, L.P.'s quarterly report on Form 10-Q for the quarter ended June 30, 2002).
Exhibit 3.7
Second Amended and Restated Operating Agreement of Pacific Energy Group LLC (incorporated by reference to Exhibit 3.7 to Pacific Energy Partners, L.P.'s quarterly report on Form 10-Q for the quarter ended June 30, 2002).
Exhibit 10.1	Credit Agreement (incorporated by reference to Exhibit 10.1 to Pacific Energy Partners, L.P.'s quarterly report on Form 10-Q for the quarter ended June 30, 2002).
Exhibit 10.3	Contribution and Conveyance Agreement (incorporated by reference to Exhibit 10.3 to Pacific Energy Partners, L.P.'s quarterly report on Form 10-Q for the quarter ended June 30, 2002)
Exhibit 10.10	Omnibus Agreement (incorporated by reference to Exhibit 10.10 to Pacific Energy Partners, L.P.'s quarterly report on Form 10-Q for the quarter ended June 30, 2002).
(b)
Reports on Form 8-K:

  None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC ENERGY PARTNERS, L.P.
	By:	PACIFIC ENERGY GP, INC. its General Partner
Date: November 14, 2002		By:	/s/ IRVIN TOOLE, JR. Irvin Toole, Jr. President and Chief Executive Officer
Date: November 14, 2002		By:	/s/ JOHN D. COOK John D. Cook Controller (Principal Accounting Officer)

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

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

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

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ JOHN D. COOK John D. Cook Controller (Principal Accounting Officer) Pacific Energy GP, Inc., General Partner of Pacific Energy Partners, L.P.

EXHIBIT INDEX

Exhibit Number	Description
Exhibit 3.2	First Amended and Restated Agreement of Limited Partnership of Pacific Energy Partners, L.P. (incorporated by reference to Exhibit 3.2 to Pacific Energy Partners, L.P.'s quarterly report on Form 10-Q for the quarter ended June 30, 2002).
Exhibit 3.7
Second Amended and Restated Operating Agreement of Pacific Energy Group LLC (incorporated by reference to Exhibit 3.7 to Pacific Energy Partners, L.P.'s quarterly report on Form 10-Q for the quarter ended June 30, 2002).
Exhibit 10.1	Credit Agreement (incorporated by reference to Exhibit 10.1 to Pacific Energy Partners, L.P.'s quarterly report on Form 10-Q for the quarter ended June 30, 2002).
Exhibit 10.3	Contribution and Conveyance Agreement (incorporated by reference to Exhibit 10.3 to Pacific Energy Partners, L.P.'s quarterly report on Form 10-Q for the quarter ended June 30, 2002)
Exhibit 10.10	Omnibus Agreement (incorporated by reference to Exhibit 10.10 to Pacific Energy Partners, L.P.'s quarterly report on Form 10-Q for the quarter ended June 30, 2002).

QuickLinks

PACIFIC ENERGY PARTNERS, L.P. Successor to Pacific Energy (Predecessor) FORM 10-Q TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
  ITEM 1. Financial Statements
PACIFIC ENERGY PARTNERS, L.P. (Note 1) Successor to Pacific Energy (Predecessor) COMBINED CONDENSED BALANCE SHEETS (in thousands)
PACIFIC ENERGY PARTNERS, L.P. (Note 1) Successor to Pacific Energy (Predecessor) COMBINED CONDENSED STATEMENTS OF OPERATIONS (Unaudited) (in thousands, except per unit amounts)
PACIFIC ENERGY PARTNERS, L.P. (Note 1) Successor to Pacific Energy (Predecessor) COMBINED CONDENSED STATEMENTS OF PARTNERS' CAPITAL (Unaudited) (in thousands)
PACIFIC ENERGY PARTNERS, L.P. (Note 1) Successor to Pacific Energy (Predecessor) COMBINED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) (in thousands)
PACIFIC ENERGY PARTNERS, L.P. Successor to Pacific Energy (Predecessor) NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS September 30, 2002 (Unaudited)
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 4. Controls and Procedures
PART II. OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 2. Changes in Securities and Use of Proceeds
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF PRINCIPAL ACCOUNTING OFFICER
EXHIBIT INDEX