Form 10-K/A
period 2005-12-31
PACIFIC ENERGY PARTNERS LP
filed 2006-03-29
CIK 1168397

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Note:

        This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the "Annual Report") of Pacific Energy Partners, L.P. is being filed solely to amend Item 10: Directors and Executive Officers of the Registrant, previously filed with the Annual Report, to provide disclosure under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" of the failure by one director and one officer to timely file Form 5s, in order to comply with the requirements of Item 405 of Regulation S-K. Form 5s were required to report the holdings of these individuals as of December 31, 2005 because of purchases during 2005 from reinvestments of distributions in the individuals' brokerage accounts, amounting to purchases of an aggregate of approximately 600 common units, which were not reported during 2005 on Form 4s because they were small acquisitions exempt under Rule 16a-6.

        In addition, this filing amends Item 15: Exhibits and Financial Statement Schedules, previously filed with the Annual Report, to provide new certifications by each principal executive officer and principal financial officer, as required by Rule 12b-15 of the Securities Exchange Act each time an amendment to the Annual Report is filed.

        Except as described above, this Form 10-K/A does not update or otherwise amend the Annual Report as previously filed for changes in events, estimates or other developments subsequent to March 13, 2006 (the date of the original filing of the Annual Report).

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

        Stephen F. Blackwood was elected Vice President and Treasurer in September 2005. Mr. Blackwood previously served as Director of Global Treasury at Amgen Inc. and held various management positions in the Treasury group at Amgen since December 1998. Prior to Amgen, Mr. Blackwood served as Vice President—Treasury at Deposit Guaranty Corp and held various positions in the treasury group since 1992.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires directors, officers and persons who beneficially own more than 10% of a class of our equity securities that is registered under Section 12 of the Exchange Act to file with the SEC and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of such securities. These persons are also required to furnish us copies of all of the Section 16(a) reports they filed. Based solely upon a review of the copies of reports on Forms 3, 4 and 5 furnished to us, or written representations that no reports on Form 5 were required, we believe the directors and officers of our General Partner, our General Partner in its capacity as a beneficial owner and any other persons who beneficially own more than 10% of our common units complied with all filing requirements with respect to transactions in our equity securities in 2005, except that Mr. Polson inadvertently omitted from reports filed by him on Form 4 during 2005 four sales transactions pursuant to a 10b5-1 plan, involving 100, 200, 500 and 500 of our common units, which were omitted as a result of administrative error by Mr. Polson's brokerage firm, and Mr. Lemmon and Mr. Boarts each failed to timely file a Form 5. Mr. Polson and Mr. Lemmon were required to file Form 5s to report their holdings as of December 31, 2005 because of purchases during 2005 from reinvestments of distributions in the their brokerage accounts, amounting to purchases of an aggregate of approximately 600 common units, which were not reported during 2005 on Form 4s because they were small acquisitions exempt under Rule 16a-6.

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

Part IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1) and (2) Financial Statements and Financial Statement Schedules

        (1) and (2) Financial Statements and Financial Statement Schedule are included as a part of the original Annual Report in "Index to Financial Statements" beginning on page F-1 of the Annual Report.

(a)(3) Exhibits

        Exhibits, including those incorporated by reference. The following is a list of exhibits filed as part of this Form 10-K/A. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit Number	Description
3.1**	First Amended and Restated Agreement of Limited Partnership of Pacific Energy Partners, L.P., dated July 26, 2002 (Incorporated by reference to Pacific Energy Partners, L.P.'s Form 10-Q filed on September 5, 2002, Exhibit 3.2)
3.2**
Second Amended and Restated Limited Liability Company Agreement of Pacific Energy Group LLC, dated July 26, 2002 (Incorporated by reference to Pacific Energy Partners, L.P.'s Form 10-Q filed on September 5, 2002, Exhibit 3.7)
3.3**
Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of Pacific Energy Partners, L.P., dated August 1, 2003 (Incorporated by reference to Pacific Energy Partners, L.P.'s Form S-3 filed on August 1, 2003, Exhibit 3.3)
3.4**
Amendment No. 2 to First Amended and Restated Agreement of Limited Partnership of Pacific Energy Partners, L.P., dated January 27, 2004 (Incorporated by reference to Pacific Energy Partners, L.P.'s Form 10-K filed on March 15, 2004)
3.5**
Amendment No. 3 to First Amended and Restated Agreement of Limited Partnership of Pacific Energy Partners, L.P., dated March 26, 2004 (Incorporated by reference to Pacific Energy Partners, L.P.'s Form 10-Q filed on May 5, 2004)
4.1**
Indenture dated June 16, 2004, by and among Pacific Energy Partners, L.P. and Pacific Energy Finance Corporation, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee of the 7?% senior notes due 2014 (Incorporated by reference to Pacific Energy Partners, L.P.'s Form 10-Q filed on August 9, 2004, Exhibit 4.2)
4.2**
First Supplemental Indenture dated March 3, 2005 by and among Pacific Energy Partners, L.P. and Pacific Energy Finance Corporation, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee of the 7?% senior notes due 2014 (Incorporated by reference to Pacific Energy Partners, L.P.'s Form 8-K filed on March 9, 2005, Exhibit 4.1)
4.3**
Indenture dated September 23, 2005, by and among Pacific Energy Partners, L.P., Pacific Energy Finance Corporation, Pacific Atlantic Terminals LLC, Pacific Energy Group LLC, PEG Canada GP LLC, PEG Canada, L.P., Rocky Mountain Pipeline System LLC, Ranch Pipeline LLC, Pacific Marketing and Transportation LLC, and Wells Fargo Bank, National Association (Incorporated by reference to Pacific Energy Partners, L.P.'s Form 8-K dated September 23, 2005, Exhibit 4.1)

4.4**
Registration Rights Agreement, dated September 23, 2005, among the Issuers and the Initial Purchasers (Incorporated by reference to Pacific Energy Partners, L.P.'s Form 8-K dated September 28, 2005, Exhibit 4.3)
10.1**
Credit Agreement, dated as of September 30, 2005, among Pacific Energy Partners, L.P., Rangeland Pipeline Company, Bank of America, NA and other lenders party thereto. (Incorporated by reference to Pacific Energy Partners, L.P.'s Form 8-K filed on October 6, 2005, Exhibit 10.1)
10.2^**	Employment Agreement between Pacific Energy GP, Inc. and Irvin Toole, Jr. (Incorporated by reference to Pacific Energy Partners, L.P.'s Form S-1 filed on July 19, 2002, Exhibit 10.4)
10.3^**	Employment Agreement between Pacific Energy GP, Inc. and David E. Wright (Incorporated by reference to Pacific Energy Partners, L.P.'s Amendment No. 3 to Form S-1 filed on July 2, 2002, Exhibit 10.5)
10.4^**
Employment Agreement between Pacific Energy GP, Inc. and Gary L. Zollinger (Incorporated by reference to Pacific Energy Partners, L.P.'s Amendment No. 3 to Form S-1 filed on July 2, 2002, Exhibit 10.6)
10.5**	Omnibus Agreement (Incorporated by reference to Pacific Energy Partners, L.P.'s Form 10-Q filed on September 5, 2002, Exhibit 10.10)
10.6**	First Amendment to Omnibus Agreement (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 9, 2005)
10.7^**	Form of Pacific Energy GP, Inc. Long-Term Incentive Plan (Incorporated by reference to Pacific Energy Partners, L.P.'s Amendment No. 4 to Form S-1 filed on July 19, 2002, Exhibit 10.8(b))
10.8^**	Employment Agreement between Pacific Energy GP, Inc. and Douglas L. Polson (Incorporated by reference to Pacific Energy Partners, L.P.'s Form 10-K filed on March 27, 2003, Exhibit 10.12)
10.9^**
Special Agreement between Pacific Energy Management LLC and Douglas L. Polson dated March 3, 2005 (Incorporated by reference to Pacific Energy Partners, L.P.'s Form 10-K filed on March 15, 2005, Exhibit 10.14)
10.10^**
Consulting Agreement between Pacific Energy Management LLC and Douglas Polson dated March 3, 2005 (Incorporated by reference to Pacific Energy Partners, L.P.'s Form 10-K filed on March 15, 2005, Exhibit 10.15)
10.11^**	Employment Agreement between Pacific Energy GP, Inc. and Gerald A. Tywoniuk (Incorporated by reference to Pacific Energy Partners, L.P.'s Form 10-K filed on March 27, 2003, Exhibit 10.13)
10.12^**	Employment Agreement between Pacific Energy GP, Inc. and Lynn T. Wood (Incorporated by reference to Pacific Energy Partners, L.P.'s Form 10-K filed on March 27, 2003, Exhibit 10.14)
10.13^**	Form of Pacific Energy GP, Inc. Annual Incentive Plan (Incorporated by reference to Pacific Energy Partners, L.P.'s Amendment No. 4 to Form S-1 filed on July 19, 2002, Exhibit 10.8(b))

10.14**
Ancillary Agreement by and among PPS Holding Company, The Anschutz Corporation, LB Pacific, LP, Pacific Energy Partners, L.P. and Pacific Energy GP, Inc. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed November 3, 2004)
10.15**	Director Compensation Summary Sheet (Incorporated by reference to Exhibit 10.1 to Form 8-K filed February 7, 2006)
12.1**	Statement of Computation of Ratio of Earnings to Fixed Charges
21.1**	List of Subsidiaries of Pacific Energy Partners, L.P.
23.1**	Consent of Independent Registered Public Accounting Firm
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
32.1†**	Certification of Chief Executive Officer of Pacific Energy Management LLC, the general partner of Pacific Energy GP, LP, General Partner of Pacific Energy Partners, L.P., pursuant to 18 U.S.C. §1350
32.2†**	Certification of Chief Financial Officer of Pacific Energy Management LLC, the general partner of Pacific Energy GP, LP, General Partner of Pacific Energy Partners, L.P., pursuant to 18 U.S.C. §1350

*
Filed herewith.

**
Previously filed with Annual Report

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

PACIFIC ENERGY PARTNERS, L.P.
By:	PACIFIC ENERGY GP, LP, its General Partner
By:	PACIFIC ENERGY MANAGEMENT LLC, its General Partner
	By:	/s/ IRVIN TOOLE, JR. Irvin Toole, Jr. President, Chief Executive Officer and Director (Principal Executive Officer) March 22, 2006
	By:	/s/ GERALD A. TYWONIUK Gerald A. Tywoniuk Senior Vice President and Chief FinancialOfficer (Principal Financial Officer) March 22, 2006

QuickLinks

Part III
  ITEM 10. Directors and Executive Officers of the Registrant
Part IV
  ITEM 15. Exhibits and Financial Statement Schedules
SIGNATURES